Form 10-K/A
period 2001-12-31
MELLON AUTO GRANTOR TRUST 2000-2
filed 2002-08-12
CIK 1129612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 10 of consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

MELLON AUTO RECEIVABLES CORPORATION
MELLON AUTO GRANTOR TRUST 2000-2
-----------------------------------------------------------------------

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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Collateral Agent under the Agreement referred to herein



Date:  August 12, 2002              By: /s/ Patricia M.F. Russo
                                    -----------------------------
                                    Patricia M.F. Russo
                                    Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Statement of Compliance                     6
            and Officer's Certificate
 99.2       Servicer's Annual Independent Accountant's Report             9

                                EXHIBIT 99.1

        Servicer's Annual Statement of Compliance and Officer's Certificate

Mellon Bank
Loan Servicing Division
P.O. Box 149
Pittsburgh, PA  15230-0149


March 15, 2002

                        MANAGEMENT REPORT

As of and for the year ended December 31, 2001, Mellon Bank, N.A. has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., III.3., III.4., III.6., IV.1., V.2., V.3., and V.4., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the automobile loans held by Mellon Autor Grantor Trusts 1999-1, 2000-1, and 2000-2. As of and for this same period, Mellon Bank, N.A. had in effect a combined fidelity bond and errors and omissions policy in the aggregate amount of $300,000,000.


/s/ William J. Weinbrenner
William J. Weinbrenner
First Vice President
Operations Management


/s/ Patrick Ryan
Patrick Ryan
First Vice President
Retail Product Operations


/s/ Paul S. Beideman
Paul S. Beideman
Executive Vice President
Consumer Lending

Mellon Bank
Loan Servicing Division
P.O. Box 149
Pittsburgh, PA  15230-0149


                        OFFICER'S CERTIFICATE

                          MELLON BANK, N.A.

                 MELLON AUTO GRANTOR TRUST 2000-2

The undersigned, Patrick Ryan, a First vice President of Mellon Bank, N.A., pursuant to Section 3.10 of the Pooling and Servicing Agreement, dated as of December 1, 2000, by and among Mellon Auto Receivables Corporation, as Depositor (the "Depositor"), Mellon Bank, N.A. as Seller and Master Servicer, Wells Fargo Bank Minnesota, N.A., as Trustee, and the Chase Manhattan Bank, as Collateral Agent, does hereby certify as follows:

1. The undersigned is an officer of Mellon Bank, N.A. who is duly authorized to execute and deliver this Certificate.

2. A review of the activities of Mellon Bank, N.A. during the year ended December 31, 2001, with regard to its performance under the Agreement has been conducted under my supervision.

3. Based on such review, Mellon Bank, N.A. has, to the best of my knowledge, fulfilled all its material obligations under the Agreement throughout such year and no default in the performance of such obligations has occurred or is continuing.

IN WITNESS WHEREOF, the undersigned has executed this Officer's Certificate this 15th day of March, 2002.


MELLON BANK, N.A. as Master Servicer


By:     /s/ Patrick Ryan
Name:   Patrick Ryan
Title:  First Vice President

                                EXHIBIT 99.2

        Servicer's Annual Independent Accountant's Report

KPMG
One Mellon Bank Center                                  Telephone  412.391.9710
Pittsburgh, PA  15219                                   Fax  412.391.8963

INDEPENDENT ACCOUNTANTS' REPORT

Mellon Auto Grantor Trusts 1999-1, 2000-1, and 2000-2
c/o Norwest Bank Minnesota, National Association, as Trustee:


We have examined management's assertion about Mellon Bank, N.A.'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., I11.3., III.4., III.6., IV.1., V.2., V.3., and V.4., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the automobile loans held by Mellon Auto Grantor Trusts 1999-1, 2000-1, and 2000-2, as of and for the year ended December 31, 2001, included in the accompanying Management Report. Management is responsible for Mellon Bank, N.A.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Mellon Bank, N.A.'s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Mellon Bank, N,A.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Mellon Bank, N.A.'s compliance with the minimum servicing standards.
In our opinion, management's assertion that Mellon Bank, N.A. has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


/s/ KPMG, LLP

March 15, 2002